Form 10-K
period 2006-12-31
SABR LLC Trust 2006-CB1
filed 2007-03-30
CIK 1348584

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number of issuing entity:  333-123990-05

       Securitized Asset Backed Receivables LLC Trust 2006-CB1
       (exact name of issuing entity as specified in its charter)

       Securitized Asset Backed Receivables LLC
       (exact name of the depositor as specified in its charter)

       Barclays Bank PLC
       (exact name of the sponsor as specified in its charter)


  New York                                          04-3851666
  (State or other jurisdiction of                   04-3851667
  incorporation or organization			    04-3851668
  of issuing entity)                                04-3851669
                                                    04-3851670
						    04-3851671
						    04-7022741
                                                    (I.R.S. Employer
                                                    Identification No.
						    of issuing entity)


   c/o U.S. Bank National Association
   60 Livingston Avenue
   St. Paul, MN                                55107
  (Address of principal executive offices     (Zip Code of issuing entity)
   of issuing entity)

  Issuing entity's telephone number, including area code: (651) 495-3847


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)any annual report to security holders; (2) any proxy or information statement; and (3)any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not Applicable.


  Item 1A.  Risk Factors.

            Not Applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not Applicable.


  Item 3.  Legal Proceedings.

            Not Applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not Applicable.


                                PART II

  Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters.

            Not Applicable.


  Item 6.  Selected Financial Data.

            Not Applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Not Applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not Applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not Applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not Applicable.


  Item 9A(t). Controls and Procedures.

            Not Applicable.

  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not Applicable.


  Item 11. Executive Compensation.

            Not Applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not Applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not Applicable.


  Item 14. Principal Accountant Fees and Services.

            Not Applicable.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents 10% or more of the pool assets held by the issuing entity.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.


            No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for any class of certificates issued by the issuing entity.


  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None, other than disclosed on the prospectus.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

	The assessment of compliance of Litton Loan Servicing LP ("Litton") has disclosed material noncompliance with criteria 1122(d)(2)(vii)(D) and 1122(d)(4)(ix). Certain investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification on eleven of sixty-three investor bank account reconciliations. The sum of the reconciling items for those eleven reconciliations was $216,950.

	Also, among a sample of sixty-five adjustable rate mortgages there were two instances where certain adjustable rate mortgages for which the interest rate reset in the servicing system did not agree to interest rates in the appropriate source index per the borrowers note documents. These were the result of incorrect information transferring from the prior servicer. Additionally, the same sixty-five mortgages included one instance where the adjustable rate mortgage payment change date in the servicing system did not agree to the loan documents.


    See Item 15, exhibit 33 and 34.

  Item 1123 of Regulation AB, Servicer Compliance Statement.

           See Item15, Exhibit 35.

                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a)(3) Exhibits

    (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on February 10, 2006 and incorporated by reference herein.

    (10.1)   The Mortgage Loan Purchase Agreement, dated as of January 1, 2006, between the Seller and the Depositor (Filed as Exhibit 10.1 to Form 8-K filed on February 10, 2006, and incorporated by reference herein.)

    (10.2)   Interest Rate Cap Agreements relating to the Group I Senior
    Certificates and the Class M, Class B-1 and Class B-2 Certificates (Filed as Exhibit 10.2 to Form 8-K filed on February 10, 2006, and incorporated by reference herein.)

    (10.3)   The Custodial Agreement, dated as of January 1, 2006, among the
    Trustee, the Servicer and the Custodian (Filed as Exhibit 10.3 to Form 8-K filed on February 10, 2006, and incorporated by reference herein.)


    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Litton Loan Servicing LP, as Servicer
      b) U.S. Bank National Association, as Trustee
      c) The Bank of New York, as Custodian

     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

      a) Litton Loan Servicing LP, as Servicer
      b) U.S. Bank National Association, as Trustee
      c) The Bank of New York, as Custodian

     (35) Servicer compliance statement.

      a) Litton Loan Servicing LP, as Servicer


   (b) See (a) above.

   (c) Not Applicable.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Securitized Asset Backed Receivables LLC Trust 2006-CB1
    by:  Litton Loan Servicing LP, as Servicer

    /s/ Elizabeth Folk
    Senior Vice President and Chief Financial Officer
    (senior officer in charge of the servicing function of the servicer)

    Date:      March 30, 2007

  	Supplemental information to be furnished with reports filed pursuant to section 15(d) of the Act by Registrants which have not registered securites purusant to Section 12 of the Act.

	No annual report, proxy statement, form of proxy or other proxy solicitating material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.


		  Exhibit Index

  Exhibit No.


     (4) Pooling and Servicing Agreement (Filed as an exhibit to Form 8-K filed on February 10, 2006 and incorporated by reference herein.

     (10.1)   The Mortgage Loan Purchase Agreement, dated as of January 1,
     2006,between the Seller and the Depositor (Filed as Exhibit 10.1 to Form 8-K filed on February 10, 2006, and incorporated by reference herein.)

    (10.2)   Interest Rate Cap Agreements relating to the Group I Senior
    Certificates and the Class M, Class B-1 and Class B-2 Certificates (Filed as Exhibit 10.2 to Form 8-K filed on February 10, 2006, and incorporated by reference herein.)

    (10.3)   The Custodial Agreement, dated as of January 1, 2006, among the
    Trustee, the Servicer and the Custodian (Filed as Exhibit 10.3 to Form 8-K filed on February 10, 2006, and incorporated by reference herein.)


     (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

      a) Litton Loan Servicing LP, as Servicer
      b) U.S. Bank National Association, as Trustee
      c) The Bank of New York, as Custodian

     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

      a) Litton Loan Servicing LP, as Servicer
      b) U.S. Bank National Association, as Trustee
      c) The Bank of New York, as Custodian

     (35) Servicer compliance statement.

      a) Litton Loan Servicing LP, as Servicer


  EX-4

  EX-10

  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  EX-33 (a)

  EX-33 (b)

  EX-33 (c)

  EX-34 (a)

  EX-34 (b)

  EX-34 (c)

  EX-35 (a)